Form 10-K
period 2006-06-15
Hartford Life Global Funding Trust 2006-045
filed 2006-08-29
CIK 1359845

--------------------------------------------------------------------------------
 ______________________________________________________________________________

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                           ______________________

                                 FORM 10-K

(Mark One)
[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended June 15, 2006

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ______ to _______

                  Commission file number 333-130089-09
                HARTFORD LIFE GLOBAL FUNDING TRUST 2006-045
         (BY HARTFORD LIFE INSURANCE COMPANY AS SPONSOR AND DEPOSITOR)
             (Exact name of registrant as specified in its charter)

                 DELAWARE                           NONE
     (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)        Identification Number)

               HARTFORD LIFE GLOBAL FUNDING TRUST 2006-045
             200 HOPMEADOW STREET, SIMSBURY, CONNECTICUT 06089
                  (Address of principal executive offices)

                               (860) 547-5000
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.  Yes [ ]   No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes [X]   No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ ]   No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  Yes [X]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes [ ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. NONE.

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. NOT APPLICABLE.

                      DOCUMENTS INCORPORATED BY REFERENCE
None.

    INFORMATION PROVIDED PURSUANT TO GENERAL INSTRUCTION J(2) TO FORM 10-K

Information required under Item 1112(b) "Significant Obligor Financial Information" and Item 1119 of Regulation AB "Affiliations and Certain Relationships and Related Transactions".

Hartford Life Insurance Company ("HLIC"), the depositor under the program, is the sole obligor under the funding agreement securing the notes issued by the Trust identified on the cover of this Form 10-K (the "Funding Agreement") and, as such, the originator of the Funding Agreement. For information relating to HLIC, please see HLIC's (Commission file number 001-32293) periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and other information on file with the Securities and Exchange Commission (the "SEC"). You can read and copy these reports and other information at the public reference facilities maintained by the SEC at 100 F Street, NE, Washington, D.C. 20549. You may obtain copies of this material for a fee by writing to the SEC's Public Reference Section of the SEC at 100 F Street, NE, Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC's website on the Internet at http://www.sec.gov, which contains reports and other information that HLIC has filed electronically with the SEC.

Information required under Item 1114(b)(2) "Credit Enhancement and Other Support, Except for Certain Derivatives Instruments" and Item 1115(b) of Regulation AB "Significant Enhancement Provider Financial Information".

None.

Information required under Item 1117 of Regulation AB "Legal Proceedings".

None.

Information required under Item 1122 of Regulation AB "Compliance With Applicable Servicing Criteria" and Item 1123 of Regulation AB "Servicer Compliance Statement".

See Exhibits 33.1, 34.1 and 35.1 to this Form 10-K.

                                   PART II

ITEM 9B.       OTHER INFORMATION.

None.

                                   PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit 1.1 Standard Distribution Agreement Terms (incorporated by reference to Exhibit 1.1 to Hartford Life Insurance Company's Registration Statement on Form S-3, as amended, (SEC Registration File No. 333-130089)).

Exhibit 1.2 Distribution Agreement relating to the notes issued by the trust identified on the cover page of this Exchange Act report (included in Section C to Exhibit 4.5 hereto).

Exhibit 3.1 Schedule identifying the differences between the certificate of trust for the trust identified on the cover page of this Exchange Act report and Exhibit 3.1 to Hartford Life Global Funding Trust 2006-001's Report on Form 8-K filed on July 26, 2006 (incorporated by reference to Exhibit 99.1 to Hartford
               Life Global Funding Trust 2006-001's Report on Form 8-K filed on July 26, 2006).

Exhibit 3.2    Standard Trust Agreement Terms (incorporated by reference to
               Exhibit 4.7 to Hartford Life Insurance Company's Registration Statement on Form S-3, as amended, (SEC Registration No. 333-130089)).

Exhibit 3.3 Trust Agreement relating to the trust identified on the cover page of this Exchange Act report (included in Section A to Exhibit 4.5 hereto).

Exhibit 4.1    Standard Indenture Terms (incorporated by reference to Exhibit
               4.1 to Hartford Life Insurance Company's Registration Statement on Form S-3, as amended, (SEC Registration File No. 333-130089)).

Exhibit 4.2 Indenture relating to the notes issued by the trust identified on the cover page of this Exchange Act report (included in Section B to Exhibit 4.5 hereto).

Exhibit 4.3 Schedule identifying the differences between the note issued by the trust identified on the cover page of this Exchange Act report and Exhibit 4.2 to Hartford Life Global Funding Trust 2006-001's Report on Form 8-K filed on July 26, 2006 (incorporated by reference to Exhibit 99.2 to Hartford Life Global Funding Trust 2006-001's Report on Form 8-K filed on July 26, 2006).

Exhibit 4.4 Schedule identifying the differences between the funding agreement issued by Hartford Life Insurance Company to the trust identified on the cover page of this Exchange Act report and
               Exhibit 4.3 to Hartford Life Global Funding Trust 2006-001's Report on Form 8-K filed on July 26, 2006 (incorporated by reference to Exhibit 99.3 to Hartford Life Global Funding Trust 2006-001's Report on Form 8-K filed on July 26, 2006).

Exhibit 4.5 Schedule identifying the differences between the omnibus instrument relating to the notes issued by the trust identified on the cover page of this Exchange Act report and Exhibit 4.4 to Hartford Life Global Funding Trust 2006-001's Report on Form 8-K filed on July 26, 2006 (incorporated by reference to Exhibit
               99.4 to Hartford Life Global Funding Trust 2006-001's Report on Form 8-K filed on July 26, 2006).

Exhibit 10.1   Administrative Services Agreement (incorporated by reference to
               Exhibit 4.9 to Hartford Life Insurance Company's Registration Statement on Form S-3, as amended, (SEC Registration File No. 333-130089)).

Exhibit 10.2 Expense and Indemnity Agreement between Hartford Life Insurance Company and Wilmington Trust Company (incorporated by reference to Exhibit 10.1 to Hartford Life Insurance Company's Registration Statement on Form S-3, as amended, (SEC Registration File No. 333-130089)).

Exhibit 10.3 Expense and Indemnity Agreement between Hartford Life Insurance Company and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to Hartford Life Insurance Company's Registration Statement on Form S-3, as amended, (SEC Registration No. 333-130089)).

Exhibit 10.4 Expense and Indemnity Agreement between Hartford Life Insurance Company and Amacar Pacific Corporation (incorporated by reference to Exhibit 10.3 to Hartford Life Insurance Company's Registration Statement on Form S-3, as amended, (SEC Registration No. 333-130089)).

Exhibit 31.1   Section 302 Certification.

Exhibit 33.1   Report on assessment of compliance with servicing criteria.

Exhibit 34.1 Attestation Report on assessment of compliance with servicing criteria.

Exhibit 35.1   Servicer compliance statement.


-------------------------------------------------------------------------------

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Hartford Life Global Funding Trust 2006-045
                             (by Hartford Life Insurance Company as depositor)


DATE:   August 29, 2006      By:      /s/ Kenneth A. McCullum
                             Name:    Kenneth A. McCullum
                             Title:   Senior Vice President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT
                           TO SECTION 12 OF THE ACT

   No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsequent to the filing of this Form 10-K.

 ______________________________________________________________________________

--------------------------------------------------------------------------------



                                  EXHIBIT INDEX


EXHIBIT        DESCRIPTION

-------------------------------------------------------------------------------
Exhibit 1.1 Standard Distribution Agreement Terms (incorporated by reference to Exhibit 1.1 to Hartford Life Insurance Company's Registration Statement on Form S-3, as amended, (SEC Registration File No. 333-130089)).

Exhibit 1.2 Distribution Agreement relating to the notes issued by the trust identified on the cover page of this Exchange Act report (included in Section C to Exhibit 4.5 hereto).

Exhibit 3.1 Schedule identifying the differences between the certificate of trust for the trust identified on the cover page of this Exchange Act report and Exhibit 3.1 to Hartford Life Global Funding Trust 2006-001's Report on Form 8-K filed on July 26, 2006 (incorporated by reference to Exhibit 99.1 to Hartford
               Life Global Funding Trust 2006-001's Report on Form 8-K filed on July 26, 2006).

Exhibit 3.2    Standard Trust Agreement Terms (incorporated by reference to
               Exhibit 4.7 to Hartford Life Insurance Company's Registration Statement on Form S-3, as amended, (SEC Registration No. 333-130089)).

Exhibit 3.3 Trust Agreement relating to the trust identified on the cover page of this Exchange Act report (included in Section A to Exhibit 4.5 hereto).

Exhibit 4.1    Standard Indenture Terms (incorporated by reference to Exhibit
               4.1 to Hartford Life Insurance Company's Registration Statement on Form S-3, as amended, (SEC Registration File No. 333-130089)).

Exhibit 4.2 Indenture relating to the notes issued by the trust identified on the cover page of this Exchange Act report (included in Section B to Exhibit 4.5 hereto).

Exhibit 4.3 Schedule identifying the differences between the note issued by the trust identified on the cover page of this Exchange Act report and Exhibit 4.2 to Hartford Life Global Funding Trust 2006-001's Report on Form 8-K filed on July 26, 2006 (incorporated by reference to Exhibit 99.2 to Hartford Life Global Funding Trust 2006-001's Report on Form 8-K filed on July 26, 2006).

Exhibit 4.4 Schedule identifying the differences between the funding agreement issued by Hartford Life Insurance Company to the trust identified on the cover page of this Exchange Act report and
               Exhibit 4.3 to Hartford Life Global Funding Trust 2006-001's Report on Form 8-K filed on July 26, 2006 (incorporated by reference to Exhibit 99.3 to Hartford Life Global Funding Trust 2006-001's Report on Form 8-K filed on July 26, 2006).

Exhibit 4.5 Schedule identifying the differences between the omnibus instrument relating to the notes issued by the trust identified on the cover page of this Exchange Act report and Exhibit 4.4 to Hartford Life Global Funding Trust 2006-001's Report on Form 8-K filed on July 26, 2006 (incorporated by reference to Exhibit
               99.4 to Hartford Life Global Funding Trust 2006-001's Report on Form 8-K filed on July 26, 2006).

Exhibit 10.1   Administrative Services Agreement (incorporated by reference to
               Exhibit 4.9 to Hartford Life Insurance Company's Registration Statement on Form S-3, as amended, (SEC Registration File No. 333-130089)).

Exhibit 10.2 Expense and Indemnity Agreement between Hartford Life Insurance Company and Wilmington Trust Company (incorporated by reference to Exhibit 10.1 to Hartford Life Insurance Company's Registration Statement on Form S-3, as amended, (SEC Registration File No. 333-130089)).

Exhibit 10.3 Expense and Indemnity Agreement between Hartford Life Insurance Company and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to Hartford Life Insurance Company's Registration Statement on Form S-3, as amended, (SEC Registration No. 333-130089)).

Exhibit 10.4 Expense and Indemnity Agreement between Hartford Life Insurance Company and Amacar Pacific Corporation (incorporated by reference to Exhibit 10.3 to Hartford Life Insurance Company's Registration Statement on Form S-3, as amended, (SEC Registration No. 333-130089)).

Exhibit 31.1   Section 302 Certification.

Exhibit 33.1   Report on assessment of compliance with servicing criteria.

Exhibit 34.1 Attestation Report on assessment of compliance with servicing criteria.

Exhibit 35.1   Servicer compliance statement.

--------------------------------------------------------------------------------